Form 10QSB
period 2005-07-31
51141 INC.
filed 2005-09-14
CIK 1317832

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-51184

51141, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, #1000

Freehold, New Jersey 07728

(Address of Principal Executive Offices)

732-409-5103

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 12, 2005: 100,000 shares of common stock.

51141, Inc.

(a development stage company)

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended July 31, 2005 are not necessarily indicative of results that maybe expected for the year ending January 31, 2006. The financial statements are presented on the accrual basis.

51141, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JULY 31, 2005

51141, INC.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	1

Statement of Operations and Retained Deficit	2

Statement of Stockholders Equity	3

Cash Flow Statement	4

Notes to the Financial Statements	5-7

51141, INC.

(a development stage company)

BALANCE SHEET

As of July 31, 2005

ASSETS

CURRENT ASSETS	July 31, 2005

Cash	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued expenses	$875

TOTAL LIABILITIES	875

STOCKHOLDER'S EQUITY

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100

Additional paid in capital	0

Accumulated Deficit	(975)

Total stockholder's equity	(875)

TOTAL LIABILITIES AND EQUITY	$0

The accompanying notes are an integral part of these financial statements.

51141, INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended July 31, 2005 and

From inception (February 2, 2005) through July 31, 2005

	Three Months July 31, 2005	From Inception to July 31, 2005

REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	325	975

NET LOSS	(325)	(975)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(650)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(975)	$(975)

NET EARNINGS PER SHARE

Basic Net Loss Per Share		(Less than .01)

Basic Weighted Average
Number of Common Shares Outstanding		100,000

The accompanying notes are an integral part of these financial statements.

51141, INC.

(a development stage company)

STATEMENT OF STOCKHOLDER'S EQUITY From inception

(February 2, 2005) through July 31, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$0	$100

Net loss			(975)	(975)

Total at July 31, 2005	100,000	$100	$(975)	$(875)

The accompanying notes are an integral part of these financial statements.

51141, INC.

(a development stage company)

STATEMENT OF CASH FLOWS

From inception (February 2) through July 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	From Inception to July 31, 2005

Net income (loss)	$(975)

Stock issued as compensation	100
Increases (Decrease) in accrued expenses	875

NET CASH PROVIDED OR (USED) IN OPERATIONS	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	$0

The accompanying notes are an integral part of these financial statements.

51141, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Industry:

51141, INC. (the Company), a Company incorporated in the state of Delaware as of February 2, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

5.	Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.	Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.	Operating Lease Agreements:

The Company has no agreements at this time.

8.	Stockholder's Equity:

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

10. Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

Results of Operation

The Company did not have any operating income from inception through July 31, 2005. For the quarter ended July 31, 2005, the registrant recognized a net loss of $325 and for the period from inception through July 31, 2005, the registrant recognized a net less of $975. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively  applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

No matter was submitted during the quarter ending July 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

51141, Inc.
Registrant

Date: September 12, 2005	By:	/s/ Scott Raleigh
Scott Raleigh
President