Form 10QSB
period 2005-10-31
Caibs International Holding Inc
filed 2005-12-15
CIK 1317832

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-51184

Caibs International Holding Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

590 Madison Avenue, 21st Floor
New York, New York 10022
(Address of Principal Executive Offices)

(212) 521-4421
(Issuer’s telephone number)

Caibs International Holding, Inc.
4400 Route 9 South, #1000
Freehold, New Jersey 07728
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registarnt is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 13, 2005: 100,000 shares of common stock.

Caibs International Holding Inc.
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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended October 31, 2005 are not necessarily indicative of results that maybe expected for the year ending January 31, 2006. The financial statements are presented on the accrual basis.

Caibs International Holding Inc.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2005

Caibs International Holding, INC.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	1

Statement of Operations and Retained Deficit	2

Statement of Stockholders Equity	3

Cash Flow Statement	4

Notes to the Financial Statements	5-7

Caibs International Holding Inc.
(a development stage company)
BALANCE SHEET
As of July 31, 2005

ASSETS

CURRENT ASSETS	October 31, 2005
Cash	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued expenses	$1,125

TOTAL LIABILITIES	1,125

STOCKHOLDER'S EQUITY

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100

Additional paid in capital	0

Accumulated Deficit	(1,225)

Total stockholder's equity	(1,225)

TOTAL LIABILITIES AND EQUITY	$0

The accompanying notes are an integral part of these financial statements.

Caibs International Holding Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ended October 31, 2005 and
From inception (February 2, 2005) through October 31, 2005

	Three Months October 31, 2005	From Inception to October 31, 2005

REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	250	1,225

NET LOSS	(250)	(1,225)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(975)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(1,225)	$(1,225)

NET EARNINGS PER SHARE

Basic Net Loss Per Share		(Less than .01)

Basic Weighted Average
Number of Common Shares Outstanding		100,000

The accompanying notes are an integral part of these financial statements.

Caibs International Holding Inc.
(a development stage company)
STATEMENT OF STOCKHOLDER'S EQUITY From inception
(February 2, 2005) through October 31, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance Of incorporation expenses February 2, 2005	100,000	$100	$0	$100

Net loss			(1,225)	(1,225)
Total at October 31, 2005	100,000	$100	$(1,225)	$(1,125)

The accompanying notes are an integral part of these financial statements.

Caibs International Holding Inc.
(a development stage company)
STATEMENT OF CASH FLOWS
From inception (February 2) through October 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	From Inception to October 31, 2005

Net income (loss)	$(1,225)

Stock issued as compensation	100
Increases (Decrease) in accrued expenses	1,125

NET CASH PROVIDED OR (USED) IN OPERATIONS	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	$0

The accompanying notes are an integral part of these financial statements.

Caibs International Holding Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Industry:

Caibs International Holding, Inc. (the Company), a Company incorporated in the state of Delaware as of February 2, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

11.	Subsequent Event:

On November 23, 2005, pursuant to the terms of a Stock Purchase Agreement, Caibs International Inc. purchased 100,000 shares of the Company’s issued and outstanding common stock from Scott Raleigh, the sole officer, director and shareholder of the Company. The total of 100,000 shares represented all of the shares of outstanding common stock of the Company. Pursuant to the Stock Purchase Agreement, the following changes to the Company’s directors and officers occurred: (1) Scott Raleigh resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary effective November 23, 2005; (2) As of November 23, 2005, Lord Dr. Masaaki Ikawa was appointed as the Company’s President, Chief Executive Officer and Chief Financial Officer; (3) Lord Dr. Masaaki Ikawa was appointed to the Board of Directors of the Company; (4) Scott  Raleigh then resigned as a member of the board of directors of the Company.

Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

Results of Operation

We did not have any operating income from inception through October 31, 2005. For the quarter ended October 31, 2005, we recognized a net loss of $250 and for the period from inception through October 31, 2005, we recognized a net less of $1,225. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At October 31, 2005, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Susbsequent Event

On November 23, 2005, pursuant to the terms of a Stock Purchase Agreement, Caibs International Inc. purchased 100,000 shares of our issued and outstanding common stock from Scott Raleigh, our sole officer, director and shareholder. The total of 100,000 shares represents all of the shares of our outstanding common stock.
Pursuant to the Stock Purchase Agreement, the following changes to the Company’s directors and officers occurred:
(1) Scott Raleigh resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary effective November 23, 2005; (2) As of November 23, 2005, Lord Dr. Masaaki Ikawa was appointed as our President, Chief Executive Officer and Chief Financial Officer; (3) Lord Dr. Masaaki Ikawa was appointed to our Board of Directors; (4) Scott  Raleigh then resigned as a member of our board of directors.

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

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such action by, or to the best of our knowledge, against us has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Caibs Interntional Holding Inc. Registrant

Date: December 13, 2005	By:	/s/ Lord Dr. Masaaki Okawa
Lord Dr. Masaaki Okawa
President, Chief Executive Officer and Chief Financial Officer