Form 10KSB
period 2006-01-31
Caibs International Holding Inc
filed 2006-05-17
CIK 1317832

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-51184

CAIBS INTERNATIONAL HOLDING, INC.

(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

590 Madison Avenue, 21st Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 521-4421

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended January 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2006, was: $0

Number of shares of the registrant’s common stock outstanding as of May 15, 2006 was: 100,000

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Caibs International Holding, Inc. was incorporated on February 2, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

-	the ability to use registered securities to make acquisitions of assets or businesses;

-	increased visibility in the financial community;

-	the facilitation of borrowing from financial institutions;

-	improved trading efficiency;

-	shareholder liquidity;

-	greater ease in subsequently raising capital;

-	compensation of key employees through stock options for which there may be a market valuation;

-	enhanced corporate image;

-	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

-	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

-	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

-	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

-	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

-	a foreign company which may wish an initial entry into the United States securities market;

-	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

-	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.	DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

There is one holder of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On February 2, 2005, we issued 100,000 shares to Scott Raleigh for services rendered as our founder. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Scott Raleigh had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On November 23, 2005, Scott Raleigh transferred an aggregate of 100,000 shares to Caibs International, Inc. pursuant to a stock purchase agreement and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth certain information as of May 15, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation

The Company did not have any operating income from inception (February 2, 2005) through January 31, 2006. From inception through the period ended January 31, 2006, the registrant recognized a net loss of $1,825. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Lord Dr. Masaaki Ikawa will supervise the search for target companies as potential candidates for a business combination. Lord Dr. Masaaki Ikawa will pay as his own expenses any costs he incurs in supervising the search for a target company. Lord Dr. Masaaki Ikawa may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Lord Dr. Masaaki Ikawa controls us and therefore has the authority to enter into any agreement binding

us. Lord Dr. Masaaki Ikawa as our sole officer, director and only shareholder can authorize any such agreement binding us.

ITEM 7.	FINANCIAL STATEMENTS

CAIBS INTERNATIONAL HOLDING INC., INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2006

CAIBS INTERNATIONAL HOLDING INC., INC.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Independent Auditors Report	1

Balance Sheet	2

Statement of Operations and Retained Deficit	3

Statement of Stockholders Equity	4

Cash Flow Statement	5

Notes to the Financial Statements	6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Caibs International Holding Inc., Inc.

We have audited the accompanying balance sheet of Caibs International Holding Inc., Inc. (a development stage company), as of January 31, 2006, and the related statement of operations, equity and cash flows from inception (February 2, 2005) through January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAIBS INTERNATIONAL HOLDING INC., INC., as of January 31, 2006, and the results of its operations and its cash flows from inception (February 2, 2005) through January 31, 2006 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC

Altamonte Springs, FL

March 12, 2006

CAIBS INTERNATIONAL HOLDING INC., INC.

(a development stage company)

BALANCE SHEET

As of January 31, 2006

ASSETS

CURRENT ASSETS	January 31, 2006

Cash	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued expenses	$1,725

TOTAL LIABILITIES	1,725

STOCKHOLDER'S EQUITY

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100

Additional paid in capital	0

Accumulated Deficit	(1,825)

Total stockholder's equity	(1,725)

TOTAL LIABILITIES AND EQUITY	$0

The accompanying notes are an integral part of these financial statements.

CAIBS INTERNATIONAL HOLDING INC., INC.

(a development stage company)

STATEMENT OF OPERATIONS

From inception (February 2, 2005) through January 31, 2006

From Inception to January 31, 2006

REVENUE

Sales	$0
Cost of sales	0

GROSS PROFIT	0

GENERAL AND ADMINISTRATIVE EXPENSES	1,825

NET LOSS	(1,825)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(1,825)

NET EARNINGS PER SHARE

Basic Net Loss Per Share	($0.02)

Basic Weighted Average
Number of Common Shares Outstanding	100,000

The accompanying notes are an integral part of these financial statements.

CAIBS INTERNATIONAL HOLDING INC., INC.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (February 2, 2005) through January 31, 2006

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
February 2, 2005	100,000	$100	$0	$100

Net loss			(1,825)	(1,825)

Total at January 31, 2006	100,000	$100	$(1,825)	$(1,725)

The accompanying notes are an integral part of these financial statements.

CAIBS INTERNATIONAL HOLDING INC., INC.

(a development stage company)

STATEMENT OF CASH FLOWS

From inception (February 2) through January 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES	From Inception to January 31, 2006

Net income (loss)	$(1,825)

Stock issued as compensation	100
Increases (Decrease) in accrued expenses	1,725

NET CASH PROVIDED OR (USED) IN OPERATIONS	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	$0

The accompanying notes are an integral part of these financial statements.

CAIBS INTERNATIONAL HOLDING INC., INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Industry:

Caibs International Holding Inc., (the Company), a Company incorporated in the state of Delaware as of February 2, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be January 31.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles.

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

CAIBS INTERNATIONAL HOLDING INC., INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments:

The Company’s financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The

Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.	Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company’s shareholders fund The Company’s activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

CAIBS INTERNATIONAL HOLDING INC., INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

8.	Stockholder’s Equity:

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

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

Name	Position	Date Appointed
Lord Dr. Masaaki Ikawa	President, Chief Executive Officer, Chief Financial Officer, Director	November 23, 2005

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years. Below is a brief biography of our sole officer and director:

LORD DR. MASAAKI IKAWA was appointed as the Company’s President, Chief Executive Officer, Chief Financial officer and a member of the Board of Directors as of November 23, 2005. Lord Dr. Ikawa is presently the Chairman and President of Asia United Nation Development Authority Inc. (“Asia UND”), based in Okinawa, Japan. Asia UND is a group of six companies with business operations in the areas of trading, technology, finance and real estate development in Asia, specifically Japan. In 1927 Lord Dr. Ikawa graduated from Waseda University in Tokyo. In 1957, he graduated from Harvard Business School. He also received a Doctorate in Business Administration from Oxford University in 1962.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2006.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers and directors do not receive any compensation for services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as beneficial shareholders of us and, possibly, in other ways.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of May 15, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Lord Dr. Masaaki Ikawa (1)	100,000	100%

(1) Lord Dr. Masaaki Ikawa is the President and sole shareholder of Caibs International, Inc., which purchased all of our shares on November 23, 2005. As sole shareholder of Caibs International, Inc., Lord Dr. Masaaki Ikawa has a pecuniary and beneficial interest in the shares purchased by Caibs International, Inc.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

PART IV

ITEM 13.	EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 2.1 to Amendment to Form 8k filed on November 29, 2005 (File No. 000-51184)	2.1	Stock Purchase Agreement dated November 23, 2005 between Scott Raleigh and Caibs International, Inc.

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on March 8, 2005 (File No. 000-51184)	3.1	Certificate of Incorporation of 51141, Inc.

	3.3	Certificate of Amendment to Articles of Incorporation of changing the Company’s name to Caibs International Holding, Inc.

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on March 8, 2005 (File No. 000-51184)	3.2	By-Laws

	14	Code of Ethics

31.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended January 31, 2006, we were billed approximately $500.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended January 31, 2006.

Tax Fees

For the Company’s fiscal year ended January 31, 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAIBS INTERNATIONAL HOLDING, INC.

By:	/s/ Lord Dr. Masaaki Ikawa
Chief Executive Officer Chief Financial Officer

Dated:	May 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lord Dr. Masaaki Ikawa Lord Dr. Masaaki Ikawa	Chief Executive Officer Chief Financial Officer, and Director	May 15, 2006